Form 10-Q
period 2015-02-28
Global Holding International
filed 2015-06-03
CIK 1628739

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-201254

GLOBAL HOLDING INTERNATIONAL
(Exact name of registrant as specified in its charter)

Nevada	46-5282137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4921 BIRCH STREET, SUITE 110. NEWPORT BEACH, CA. 92660
(Address of principal executive offices) (Zip Code)

(949) 988-0968
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 2015:  10,000,000 common shares and no shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of February 28, 2015 (unaudited) and November 30, 2014	2
Statements of Operations for the period from March 28, 2014 (Inception) through February 28, 2015 and the three month period ended February 28, 2015 (unaudited)	3
Statement of Shareholders' Equity (Deficit) for the period from March 28, 2014 (Inception) through November 30, 2014 and the three month period ended February 28, 2015 (unaudited)	4
Statements of Cash Flows for the three month period ended February 28, 2015 (unaudited) and the period from March 28, 2014 (Inception) through February 28, 2015	5
Notes to the Financial Statements (Unaudited)	6

GLOBAL HOLDING INTERNATIONAL (a development stage company)
BALANCE SHEETS
AS OF FEBRUARY 28, 2015 (UNAUDITED) AND NOVEMBER 30, 2014

	AS OF	AS OF
	2/28/15	11/30/14
ASSETS
Cash	$2,005	$8,800

Total current assets	2,005	8,800

Prepaid expenses – Rent	800	1,100
TOTAL ASSETS	$2,805	$9,900

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$1,235	$1,235
Promissory note – related party	18,000	-

TOTAL LIABILITIES	19,235	1,235

Common stock, $0.001 par value, 73,999,999 authorized, and 10,000,000 issued and outstanding as of February 28, 2015 and November 30, 2014, respectively.	10,000	10,000
Preferred stock – $0.001 par value, 99,999 authorized and 0 issued and outstanding as of February 28, 2015 and November 30, 2014, respectively.	-	-
Additional paid in capital	-	-
Deficit accumulated during development stage	(26,430)	(1,335)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(16,430)	8,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,805	$9,900

The accompanying notes are an integral part of these financial statements.

GLOBAL H0LDING INTERNATIONAL (a development stage company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH FEBRUARY 28, 2015 AND THE THREE MONTH PERIOD ENDING FEBRUARY 28, 2015 (UNAUDITED)

	Three Months Ended 2/28/15	3/28/14 (Inception) to 2/28/15
REVENUES
Sales	$-	$-
Cost of sales	-	-
Gross Margin	-	-

OPERATING EXPENSES
General & administrative expenses	25,095	26,430
Total Operating Expenses	25,095	26,430

(LOSS) FROM OPERATIONS	(25,095)	(26,430)

NET (LOSS)	$(25,095)	$(26,430)

Weighted average number of common shares outstanding - basic and fully diluted	10,000,000

Net (loss) per share - basic and fully diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL (a development stage company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD MARCH 28, 2014 (INCEPTION) THROUGH FEBRUARY 28, 2015 (UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	DEFICIT ACCUMLATED DURING DEVELOPMENT	TOTAL SHAREHOLDERS' EQUITY
	Shares	Amount	CAPITAL	STAGE	(DEFICIT)
March 28, 2014 (Inception)
Founders Share for
Cash	10,000,000	$10,000	-	-	$10,000
Loss	-	-	-	(1,335)	(1,335)
Balance November 30, 2014	10,000,000	$10,000	-	(1,335)	8,665
Loss	-	-	-	(25,095)	(25,095)
Balance February 28, 2015	10,000,000	10,000	-	(26,430)	(16,430)

The accompanying notes are an integral part of these financial statements

GLOBAL HOLDING INTERNATIONAL
(a development stage company)
 STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH FEBRUARY 28,  2015 AND THE THREE MONTH PERIOD ENDING FEBRUARY 28, 2015
 (UNAUDITED)

	THREE MONTHS ENDED 2/28/15	INCEPTION THROUGH 2/28/15
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,095)	$(26,430)

CHANGE IN OPERATING ASSETS AND LIABILITIES
Prepaid Expenses	300	(800)
Accounts Payable	-	1,235
Net Cash Provided by (Used in) Operating Activities	(24,795)	(25,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	10,000
Proceeds from loans with Stockholder	18,000	18,000

Net Cash Provided by Financing Activities	18,000	28,000
Net Increase (Decrease) In Cash and Cash Equivalents	(6,795)	2,005
Cash at Beginning of Period	8,800	-
Cash at End of Period	$2,005	$2,005

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AT NOVEMBER 30, 2014 AND FEBRUARY 28, 2015
(UNAUDITED)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Global Holding International ("the Company", "Global") was incorporated in the state of Nevada on March 28, 2014 ("Inception"). The Company was formed to develop, to market and sell a handheld water filtration system. The Company will market the product named Hydra Pitcher and through traditional sales methods.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company's operations consists of developing the business model and marketing concepts.

The Company has adopted a fiscal year-end of November 30.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of February 28, 2015 or November 30, 2014.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at March 28, 2014. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock or stock options issued for services.

Revenue Recognition
Revenue recognition will occur at the time of sale of merchandise to Global's customers, in compliance with FASB ASC 605, "Revenue Recognition". Sales are expected to include the sale of merchandise through direct sales generated by cold calling marketing efforts and the Company's internet store, net of sales taxes collected and net of estimated customer returns. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will allow customers to return merchandise under most circumstances. The reserve for returns will be included in accrued liabilities in the Company's balance sheet. The reserve is estimated based on the Company's historical experience of returns made by customers.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. There were no advertising or promotional expenses during the period from March 28, 2014(inception) to February 28, 2015.

Website Development Costs
The Company accounts for website development costs in accordance with ASC 350-50, "Accounting for Website Development Costs" ("ASC 350-50"), wherein website development costs are segregated into three activities:
1) Initial stage (planning), whereby the related costs are expensed.
2) Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.
3) Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

There have been no website development costs from inception through the date of this report.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions
In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company's income tax returns. These audits include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

Recently Issued Accounting Pronouncements

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

In August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has  incurred net losses from operations resulting in an accumulated deficit of  $  26,430  as of February 28, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

1.  On March 29, 2014, the Company sold 10,000,000 founder's shares at the par value of $0.001 in exchange for proceeds of $10,000 from the Company's founder and CEO, of which $10,000 was received on November 20, 2014.
2,  The company's founder and CEO loaned the company $8,000 on December 24, 2014 and $10,000 on February 17, 2015 totaling $18,000  The funds were loaned per a note due on December 15, 2015 drawing interest at 6 % per year.
3.  Global Holding International has a one year lease agreement for office space with Velara Inc. The sole officer and director of Velara Inc. is Grace Hung who is the wife of Bernard Sjauta.
4.  Global Holding International has a contract to purchase one product: a hand held water pitcher filter system from Velara Inc. The sole officer and director of Velara Inc. is Grace Hung who is the wife of Bernard Sjauta.
5.  Abacus Properties is the holder of the patent technology of the water pitcher system. Abacus Properties is a California corporation owned and controlled by Bernard Sjauta and Grace Hung.  Bernard Sjauta is the President of the company and owns 50% of the outstanding shares of Abacus Properties.  Grace Hung is the wife of Bernard Sjauta and is the Secretary of Abacus Properties and owns 50% of the outstanding shares of Abacus Properties.  Abacus Properties has given Velara Inc. the right to use the patent technology for 20 years.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at February 17, 2012. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn't have any financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Shareholder's Equity

On March 28, 2014, the founder of the Company established 73,999,999 authorized shares of $0.001 par value common stock. Additionally, the Company's founder established 99,999 authorized shares of $0.001 par value preferred stock.

Common Stock
On March 29, 2014, the Company sold 10,000,000 founder's shares at the par value of $0.001 in exchange for proceeds of $10,000 from the Company's founder and CEO, of which $10,000 was received on November 20, 2014.

Note 6 – Subsequent Events

There were no subsequent events requiring disclosure through the date the financial Statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Organization

Global Holding International ("the Company", "Global") was incorporated in the state of Nevada on March 28, 2014 ("Inception"). The Company was formed to develop, to market and sell a handheld water filtration system. The Company will market the product named Hydra Pitcher and through traditional sales methods.

Liquidity and Capital Resources

As of February 28, 2015, we had assets of $ 2,805 including current assets of $ 2,805.   We have accounts payable of $ 1,235. Bernard Sjauta has advanced funds totaling  $18,000 to pay our on-going expenses.   Bernard Sjaunta is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available.  Since inception we have also raised $10,000 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

There have been no sales since inception (March 28, 2014) through November 30, 2014.  In the three month period ending February 28, 2015, sales have been $ 0.   Our cost of sales was $ 0. Our operating expenses were $  25,095. We had losses from operations of $ 25,095  and leaving a net loss of $ 25,095.  In the first week of March  2015 after the close of this Quarter the company had sales of $ 87,612  and cost of sales of  $ 45,350.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the period from March 28, 2014 (Inception) through February 28, 2015, the Company sold 10,000,000 shares of common stock to the organizer of the Company, Bernard Sjauta, for a consideration of $10,000.  The Company relied upon the exemption from registration under the Securities Act set forth in Section 4(2), a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	The following exhibits are filed with this report.

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.l  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101   Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL HOLDING INTERNATIONAL

Date June 3, 2015	By:	/s/ Bernard Sjauta

President, Chief Executive Officer and Director (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)