Form 10-Q
period 2015-05-31
Global Holding International
filed 2015-09-21
CIK 1628739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 26, 2015:  10,000,000 common shares and no shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL HOLDING INTERNATIONAL
BALANCE SHEETS
AS OF MAY 31, 2015 (UNAUDITED) AND NOVEMBER 30, 2014

	AS OF	AS OF
	5/31/15	11/30/14
ASSETS
Cash	$12,355	$8,800
Total current assets	12,355	8,800

Prepaid expenses – Rent	500	1,100
TOTAL ASSETS	$12,855	$9,900

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$1,235	$1,235
Accrued Interest	678	-
Promissory note – related party	33,000	-
Total current liabilities	34,913	1,235
TOTAL LIABILITIES	34,913	1,235

Common stock, $0.001 par value, 73,999,999 authorized, and 10,000,000 issued and outstanding as of May 31, 2015 and November 30, 2014, respectively.	10,000	10,000
Preferred stock – $0.001 par value, 99,999 authorized and 0 issued and outstanding as of May 31, 2015 and November 30, 2014, respectively.	-	-
Additional paid in capital	57,458	-
Accumulated deficit	(89,516)	(1,335)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(22,058)	8,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,855	$9,900

The accompanying notes are an integral part of these financial statements.

GLOBAL H0LDING INTERNATIONAL

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING MAY 31, 2015 AND MAY 31, 2014 (Unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	5/31/2015	5/31/2014	5/31/2015	5/31/2014

OPERATING EXPENSES
General & Administrative Expenses	$62,408	$-	$87,503	$-
Total Operating Expenses	62,408	-	87,503	-

LOSS FROM OPERATIONS	(62,408)	-	(87,503)	-

OTHER INCOME (EXPENSE)
Interest Expense	(678)	-	(678)	-
Total Other Income (Expense)	(678)	-	(678)	-

NET LOSS	$(63,086)	$-	$(88,181)	$-

Weighted Average Number of	10.000.000	10,000,000	10,000,000	10,000,000
Common Shares Outstanding-
Basic and Fully Diluted

Net Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic and Fully Diluted

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH MAY 31, 2015 (UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMLATED	TOTAL SHAREHOLDERS' EQUITY
	Shares	Amount	CAPITAL	DEFICIT	(DEFICIT)
March 28, 2014 (Inception)	-	$-	$-	$-	$-
Founders Share for
Cash	10,000,000	10,000	-	-	10,000
Net Loss	-	-	-	(1,335)	(1,335)
Balance November 30, 2014	10,000,000	$10,000	$-	$(1,335)	$8,665
Related Party Capital Contribution	-	-	57,458	-	57,458
Net Loss	-	-	-	(88,181)	(88,181)
Balance May 31, 2015	10,000,000	$10,000	$57,458	(89,516)	(22,058)

The accompanying notes are an integral part of these financial statements

GLOBAL HOLDING INTERNATIONAL

 STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MAY 31, 2015  AND MAY 31, 2014
(UNAUDITED)

	SIX MONTHS ENDED MAY 31, 2015	SIX MONTHS ENDED MAY 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(88,181)	$-

CHANGE IN OPERATING ASSETS AND LIABILITIES
Prepaid Expenses	600	-
Accrued Expenses	678	-
Net Cash Used in Operating Activities	(86,903)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital – Related Party	57,458	-
Proceeds from loans with Stockholder	33,000	-
Net Cash Provided by Financing Activities	90,458	-
Net Increase (Decrease) In Cash and Cash Equivalents	3,555	-
Cash at Beginning of Period	8,800	-
Cash at End of Period	$12,355	$-

NON CASH TRANSACTIONS
Stock Issued for Subscription Receivable	$-	$10,000

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL

NOTES TO THE FINANCIAL STATEMENTS
AT NOVEMBER 30, 2014 AND MAY 31, 2015
(UNAUDITED)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Global Holding International ("the Company", "Global") was incorporated in the state of Nevada on March 28, 2014 ("Inception"). The Company was formed to develop, market, and sell a handheld water filtration system. The Company will market the product named Hydra Pitcher  through traditional sales methods.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of May 31, 2015 or November 30, 2014.

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

Revenue Recognition
Revenue recognition occurs at the time of sale of merchandise to Global's customers, in compliance with FASB ASC 605, "Revenue Recognition". Sales  include the sale of merchandise through direct sales generated by cold calling marketing efforts and the Company's web sit, net of sales taxes collected and net of estimated customer returns. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will allow customers to return merchandise under most circumstances.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. There were no advertising or promotional expenses during the period from March 28, 2014 (inception) to May 31, 2015.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of  $89,516  as of May 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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
2,  The company's founder and CEO loaned the company $8,000 on December 24, 2014,  $10,000 on February 17, 2015,  $10,000 on April 15, 2015,  and $5,000 on April 24, 2015 totaling $33,000.  The funds were loaned per a note due on December 15, 2015 drawing interest at 6 % per year.
3. Velara Inc, a related company owned by Grace Hung-Sjauta  wife of Bernard Sjauta contributed capital to the company of  $57,458. This has been recorded as additional paid in capital.
4.  Global Holding International has a one year lease agreement for office space with Velara Inc. The sole officer and director of Velara Inc. is Grace Hung-Sjauta who is the wife of Bernard Sjauta, on  March 10, 2015  Grace Hung-Sjauta  was appointed to the position of Secretary, Treasurer,  and Director  of Global Holding International.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at March 28, 2014. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

Cash, accounts receivable, accounts payable, promissory notes, convertible notes and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

Liquidity and Capital Resources

As of May 31, 2015, we had assets of $12,855 including current assets of $12,355.   We have accounts payable of $1,235 and accrued interest of $678.   Bernard Sjauta has advanced funds totaling  $33,000 to pay our on-going expenses.   Bernard Sjaunta is prepared to advance us additional funds as needed. The funds are to be repaid on December 15, 2015.  Since inception we have  raised $10,000 from the sale of our common stock. Velara Inc, a related company, owned by Grace Hung-Sjauta wife of Bernard Sjauta contributed to the company $57,458. This has been recorded as additional paid in capital.
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

Results of Operations

There have been  no sales  since inception (March 28, 2014) through May 31, 2015.  For the six months ended May 31, 2015 our operating expenses were $88,181  leaving a net loss of $88,181.  We are in our first full year of operation so we have no prior period for comparison.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the period from March 28, 2014 (Inception) through May 31, 2015, the Company sold 10,000,000 shares of common stock to the organizer of the Company, Bernard Sjauta, for  cash  of $10,000.  The Company relied upon the exemption from registration under the Securities Act set forth in Section 4(2), a transaction by an issuer not involving a public offering.

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

GLOBAL HOLDING INTERNATIONAL

Date September 21, 2015	By:	/s/ Bernard Sjauta
President, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ Grace Hung-Sjauta
Secretary, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)