Form 10-Q
period 2015-08-31
Global Holding International
filed 2015-11-02
CIK 1628739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2015:   18,000,000 common shares and no shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL HOLDING INTERNATIONAL
BALANCE SHEETS
AS OF AUGUST 31, 2015 (UNAUDITED) AND NOVEMBER 30, 2014

	AS OF	AS OF
	8/31/15	11/30/14
ASSETS
Cash	$8,786	$8,800
Prepaid Expenses – Rent	200	1,100
Total Current Assets	8,986	9,900

TOTAL ASSETS	$8,986	$9,900

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$1,235	$1,235
Accrued Interest	1,177	-
Promissory note – related party	33,300	-
Total current liabilities	35,712	1,235
TOTAL LIABILITIES	35,712	1,235

Common stock, $0.001 par value, 73,999,999 authorized, and 18,000,000 and 10,000,000 issued and outstanding as of August 31, 2015 and November 30, 2014, respectively.	18,000	10,000
Preferred stock – $0.001 par value, 99,999 authorized and 0 issued and outstanding as of August 31, 2015 and November 30, 2014, respectively.	-	-
Additional paid in capital	57,458	-
Subscription Receivable	(680)	-
Accumulated Deficit	(101,504)	(1,335)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(26,726)	8,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$8,986	$9,900

The accompanying notes are an integral part of these financial statements.

GLOBAL H0LDING INTERNATIONAL
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING AUGUST 31, 2015 AND
 AUGUST 31, 2014 (Unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	8/31/2015	8/31/2014	8/31/2015	8/31/2014

OPERATING EXPENSES
General & Administrative Expenses	$11,489	$-	$98,992	$-
Total Operating Expenses	11,489	-	98,992	-

LOSS FROM OPERATIONS	11,489	-	98,992	-

OTHER INCOME (EXPENSE)			-	-
Interest Expense	499	-	1,177	-
Total Other Income (Expense)	499	-	1,177	-

NET LOSS	$11,988	$-	$100,169	$-

Weighted Average Number of	17,178,478	10,000,000	17,178,478	10,000,000
Common Shares Outstanding-
Basic and Fully Diluted

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Fully Diluted

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH AUGUST 31, 2015 (UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMLATED	SUB	TOTAL SHAREHOLDERS' EQUITY
	Shares	Amount	CAPITAL	DEFICIT	RECEIVABLE	(DEFICIT)
March 28, 2014 (Inception)	-	$-	$-	$-	-	$-
Founders Share for
Cash	10,000,000	10,000	-	-	-	10,000
Net Loss	-	-	-	(1,335)	-	(1,335)
Balance November 30, 2014	10,000,000	$10,000	$-	$(1,335)	-	$8,665
Related Party Capital Contribution	-	-	57,458	-		57,458
Net Loss	-	-	-	(88,181)	-	(88,181)
Balance May 31, 2015	10,000,000	$10,000	$57,458	(89,516)	-	(22,058)
Stock Sold for Cash	8,000,000	8,000	-	-	(680)	7,320
Additional Paid-In Capital	-	-	-	-	-
Net Loss	-	-	-	(11,988)	-	(11,988)
Balance August 31, 2015	18,000,000	18,000	57,458	(101,504)	(680)	(26,726)

The accompanying notes are an integral part of these financial statements

GLOBAL HOLDING INTERNATIONAL

 STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND AUGUST 31, 2014
(UNAUDITED)

	9 Months	9 Months
	Ended	Ended
	8/31/2015	8/31/2014
OPERATION ACTIVITIES
Net Income (Loss)	$(100,169)	$-
Adjustment to Reconcile Net Income
To Net Cash Provided by Operations
Prepaid Exp.	900	-
Accrued Interest Payable	1,177	-
Net Cash Used For Operating Activities	(98,092)	-

INVESTING ACTIVITIES
Cash Used For Investing Activities	-	-

FINANACING ACTIVITIES
Loan From Shareholder	33,300	-
Proceeds From Sale of Stock	7,320	-
Related Party Contribution	57,458	-
Cash Provided By Financing Activities	(98,078)	-

NET CASH DECREASE FOR PERIOD	(14)	-
Cash at Beginning of Period	8,800	-
Cash at End of Period	$8,786	$-

NON CASH TRANSACTION
Stock Issued For Subscription Receivable	680	10,000

The accompanying notes are an integral part of these financial statements.

GLOBAL HOLDING INTERNATIONAL
NOTES TO THE FINANCIAL STATEMENTS
AT NOVEMBER 30, 2014 AND AUGUST 31, 2015
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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of August 31, 2015 or November 30, 2014.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. There were no advertising or promotional expenses during the period from March 28, 2014 (inception) to August 31, 2015.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $101,504 as of August 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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
2,  The Company's founder and CEO loaned the company $8,000 on December 24, 2014,  $10,000 on February 17, 2015,  $10,000 on April 15, 2015, $5,000 on April 24, 2015 and $300 on June 15, 2015,   totaling $33,300.  The funds were loaned per a Note due on December 15, 2015 drawing interest at 6 % per year.
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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

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

In June and July of 2015 the Company sold 8,000,000 shares at the par value of $0.001 per share for $8,000 to 31 new shareholders. At August 31, 2015 $680.00 of the cash was not received and is recorded as a subscription receivable.

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

Liquidity and Capital Resources

As of August 31, 2015, we had assets of $8,986 including cash balance of $8,786, and prepaid rent balance of $200.   We have accounts payable of $1,235 and accrued interest of $1,177.   Bernard Sjauta has advanced funds totaling $33,300 to pay our on-going expenses.   Bernard Sjauta is prepared to advance us additional funds as needed. The funds are to be repaid on December 15, 2015.  Since inception we have raised $17,320 from the sale of our common stock. Velara Inc, a related company, owned by Grace Hung-Sjauta wife of Bernard Sjauta contributed to the company $57,458. This has been recorded as additional paid in capital.

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

Results of Operations

There have been no sales since inception (March 28, 2014) through August 31, 2015.  For the nine months ended August 31, 2015 our operating expenses were $98,992, interest expense of $1,177, leaving a net loss of $100,169.  We are in our first full year of operation so we have no prior period for comparison.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the period from March 28, 2014 (Inception) through August 31, 2015, the Company sold 18,000,000 shares of common stock to 32 shareholders for cash of $17,320.  The Company relied upon the exemption from registration under the Securities Act set forth in Section 4(2), a transaction by an issuer not involving a public offering.

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

GLOBAL HOLDING INTERNATIONAL

Date October 30, 2015	By:	/s/ Bernard Sjauta
President, Chief Executive Officer, and Director (Principal Executive Officer)
Date October 30, 2015		/s/ Grace Hung-Sjauta
Secretary, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)